Form 10QSB
period 2007-09-30
MERIDIAN ACQUISITION CORP
filed 2007-11-28
CIK 1408291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

MERIDIAN ACQUISITION CORPORATION

(Name of small business in its charter)

Nevada	0-52774	64-0959573
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4666 Mission Avenue, Suite 1 San Diego, CA 92116
(Address of Principal Executive Office)

Issuer's telephone number:  760-748-4576

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No....

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X   No.

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes...  No.....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At September 30, 2007, the following shares were outstanding: 20,000,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the six months ended September 30, 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

MERIDIAN ACQUISITION CORPORATION

UNAUDITED FINANCIAL STATEMENTS

MERIDIAN ACQUISITION CORPORATION

MERIDIAN ACQUISITION CORPORATION

(A Development Stage Company)

BALANCE SHEET

SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS
Cash	$ 13,585

Total current assets	13,585

TOTAL ASSETS	$ 13,585

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 135

Total current liabilities	135

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, $0.001 par value; 150,000,000
shares authorized; 20,000,000 shares issued and outstanding	20,000
Deficit accumulated during the development stage	(6,550)

Total stockholders' equity	13,450

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,585

The accompanying notes are an integral part of the financial statements

MERIDIAN ACQUISITION CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

		For the period
	For the three	from inception
	months ended	(April 25, 2007) to
	September 30, 2007	September 30, 2007

REVENUES	$ -	$ -

EXPENSES
Selling, general and administrative	4,050	6,550

Total expenses	4,050	6,550

NET LOSS	$ (4,050)	$ (6,550)

Deficit accumulated during development stage

Balance, beginning of period	(2,500)	-

Balance, end of period	$ (6,550)	$ (6,550)

NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	20,000,000	20,000,000

The accompanying notes are an integral part of the financial statements

 MERIDIAN ACQUISITION CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

		For the period
	For the three	from inception
	months ended	(April 25, 2007) to
	September 30, 2007	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,050)	$ (6,550)
Adjustments to reconcile net loss
Increase in accounts payable	(1,115)	135
Net cash flows from operating activities	(5,165)	(6,415)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	20,000

Net cash flows provided from financing activities	-	20,000

NET INCREASE/DECREASE IN CASH	(5,165)	13,585

CASH
BEGINNING OF PERIOD	18,750	-

CASH
END OF PERIOD	$ 13,585	$ 13,585

The accompanying notes are an integral part of the financial statements

MERIDIAN ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

1.

Summary of Significant Accounting Policies

Development Stage Company

Meridian Acquisition Corporation (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on April 25, 2007.  The principal office of the corporation is 4666 Mission Ave. Suite 1 San Diego, CA, 92116.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934.  After this, the Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition.  Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method

The Company records income and expenses on the accrual method.

Loss per Share

Loss per share was computed using the weighted average number of shares outstanding during the period.  Shares issued to insiders in anticipation of a public offering have been accounted for as outstanding since inception.

Organization Costs

Costs to incorporate the Company are charged to expense as incurred.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

MERIDIAN ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

1.

Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAS 130 -- Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements.  For the period ended September 30, 2007, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

MERIDIAN ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

2.

Stockholders' Equity

As of September 30, 2007, 150,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 20,000,000 were issued and outstanding.  Of the total shares authorized for issuance, 20,000,000 were originally issued to the founding shareholder for cash of $0.001 per share.

3.

Related Party Transactions

As of the date hereof, the Company’s officers and directors owned, or had beneficial ownership of, 18,000,000 shares of its issued and outstanding common stock, constituting 90% of the Company’s issued and outstanding common stock.

The Company maintains its corporate office in the office of its President, for which it pays no rent.  There are no outstanding agreements with management for administrative services to be rendered to the Company.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,”  “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Liquidity and Capital Resources

As of September 30, 2007, the Company remains in the development stage.  For the period ended September 30, 2007, the Company’s balance sheet reflects total assets of $ 13,585, and liabilities of $135.

Results of Operations

During the period from April 25, 2007 (inception) through September 30, 2007, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended.

The Company experienced a net loss of $4,050 for the quarter ended September 30, 2007, as a result of organizational expenses and legal and accounting fees related to preparation and filing of its registration statement of Form 10-SB.  The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending June 30, 2008, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination

Need for Additional Financing

The Company anticipates that it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending June 30, 2008 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either rely on its major shareholders to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.

ITEM 3.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of timely alerting them to material information required to be included in our periodic SEC reports.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDSUNREGISTERED SALES OF EQUITY SECURPROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

(a)

The following exhibits are filed herewith:

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN ACQUISITION CORPORATION

/s/ Nicholas Lahanas, President and Chief Financial Officer

Date: November 28, 2007