Form 10QSB
period 2008-03-31
MERIDIAN ACQUISITION CORP
filed 2008-05-15
CIK 1408291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

MERIDIAN ACQUISITION CORPORATION

(Name of small business in its charter)

Nevada	0-52774	64-0959573
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4666 Mission Avenue, Suite 1 San Diego, CA 92116
(Address of Principal Executive Office)

Issuer's telephone number:  619-819-7595

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At March 31, 2008, the following shares were outstanding: 20,000,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the nine months ended March 31, 2008, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

MERIDIAN ACQUISITION CORPORATION

UNAUDITED FINANCIAL STATEMENTS

MERIDIAN ACQUISITION CORPORATION

(A Development Stage Company)

BALANCE SHEET

MARCH 31, 2008

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

The accompanying notes are an integral part of the financial statements

MERIDIAN ACQUISITION CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			For the period
	For the three	For the nine	from inception
	months ended	months ended	(April 25, 2007) to
	March 31, 2008	March 31, 2008	March 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	0	4615	_______________7,115

Total expenses	0	4615	_______________7,115

NET LOSS	$ 0	$ (4615)	$ (7,115)

Deficit accumulated during development stage

Balance, beginning of period	(7,115)	(2,500)	-

Balance, end of period	$ (7,115)	$ (7,115)	$ (7,115)

NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of the financial statements

MERIDIAN ACQUISITION CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period
	For the nine	from inception
	months ended	(April 25, 2007) to
	March 31, 2008	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4615)	$ (7,115)
Adjustments to reconcile net loss
Increase in accounts payable	-	135
Net cash flows from operating activities	(4615)	(6,980)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	20,000

Net cash flows provided from financing activities	-	20,000

NET INCREASE/DECREASE IN CASH	(4615)	13,021

CASH
BEGINNING OF PERIOD	17,636	-

CASH
END OF PERIOD	$ 13,021	$ 13,021

The accompanying notes are an integral part of the financial statements

MERIDIAN ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

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

MARCH 31, 2008

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

Consideration of Other Comprehensive Income Items

SFAS 130 -- Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements.  For the period ended March 31, 2008, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

MERIDIAN ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

2.

Stockholders' Equity

As of March 31, 2008, 150,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 20,000,000 were issued and outstanding.  Of the total shares authorized for issuance, 20,000,000 were originally issued to the founding shareholder for cash of $0.001 per share.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company remains in the development stage.  For the period ended March 31, 2008, the Company’s balance sheet reflects total assets of                  $13,021, and liabilities of $135.

Results of Operations

During the period from April 25, 2007 (inception) through March 31, 2008, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended.

The Company had no activities during the quarter ended March 31, 2008. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of timely alerting them to material information required to be included in our periodic SEC reports.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: May 15, 2008